Form 10-Q
period 1995-03-31
BRAUVIN REAL ESTATE FUND II
filed 1995-05-19
CIK 701467

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended    March 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from _____________ to ________________.

  Commission File Number      2-76683

                       BRAUVIN REAL ESTATE FUND II
                (Exact name of registrant as specified in its charter)

            Illinois                               36-3191827
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification Number)

  150 South Wacker Drive, Suite 3200, Chicago, Illinois    60606
           (Address of principal executive offices)          (Zip Code)

                             (312) 443-0922
                (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO

                         BRAUVIN REAL ESTATE FUND II

                                    Index


                                                                   Page
PART I  Financial Information

  Item l. Financial Statements  .                                    3

         Statements of Net Liabilities in Liquidation at
         March 31, 1995 (unaudited) and December 31, 1994
         (audited) - (Liquidation Basis) . . . .                     4

         Statement of Changes in Net Liabilities in Liquidation
         for the three months ended March 31, 1995 (unaudited) -
         (Liquidation Basis) . . . . . .                             5

         Statement of Operations for the three months ended
         March 31, 1994 (unaudited) - (Going Concern Basis) . . . . .6

         Statement of Cash Flows for the three months ended
         March 31, 1994 (unaudited) - (Going Concern Basis) . . . . .7

         Notes to Financial Statements . . . . . . . . . .           8

  Item 2.Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . .  . . . . . . . . 10


PART II  Other Information


  Item 1. Legal Proceedings . . .                                   11

  Item 2. Changes in Securities .                                   11

  Item 3. Defaults Upon Senior Securities .                         11

  Item 4. Submission of Matters to a Vote of Security Holders       11

  Item 5. Other Information . . .                                   11

  Item 6. Exhibits and Reports on Form 8-K                          11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .            12

                       PART I - FINANCIAL INFORMATION



Item l.    Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of March 31, 1995, Statement of Changes in Net Liabilities in Liquidation for the three months ended March 31, 1995, Statement of Operations for the three months ended March 31, 1994, and Statement of Cash Flows for the three months ended March 31, 1994 for Brauvin Real Estate Fund II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes there to included in the Partnership's 1994 Annual Report on Form 10-K.

                       BRAUVIN REAL ESTATE FUND II
                      (an Illinois limited partnership)

                 STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (Liquidation Basis)




                                            March 31,   December 31,
                                              1995          1994
                                           (Unaudited)    (Audited)
 ASSETS
 Cash and cash equivalents              $     60,967 $      45,077
 Tenant receivables                           47,941        57,891
 Other assets                                 25,775        14,067
 Real estate held for sale                 5,911,000     5,911,000

   Total Assets                           $6,045,683    $6,028,035


 LIABILITIES
 Accounts payable and
   other accrued expenses                 $  286,520      $276,028
 Due to affiliates                           260,899       214,235
 Security deposits                            11,050         6,266
 Mortgages payable                         5,536,538     5,548,537
 Estimated losses through
    date of liquidation                      195,930       228,223

   Total Liabilities                       6,290,937     6,273,289

 Net Liabilities                         $   245,254   $   245,254















                           See accompanying notes.

                        BRAUVIN REAL ESTATE FUND II
                      (an Illinois limited partnership)


     STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED)
                 For the three months ended March 31, 1995
                             (Liquidation Basis)




   Net liabilities in liquidation at December 31, 1994$   (245,254)

   Net liabilities in liquidation at March 31, 1995   $   (245,254)



























                           See accompanying notes.

                         BRAUVIN REAL ESTATE FUND II
                      (an Illinois limited partnership)

                     STATEMENT OF OPERATIONS-(UNAUDITED)
                 For the three months ended March 31, 1994
                            (Going Concern Basis)


INCOME:
   Rental                                        $  238,741
   Interest                                             864
   Other                                             59,600

    Total income                                    299,205

EXPENSES:
   Interest                                         123,373
   Depreciation                                      57,514
   Real estate taxes                                 35,400
   Repairs and maintenance                           37,197
   Other property operating                          36,479
   General and administrative                        22,553

    Total expenses                                  312,516

Net loss                                           $(13,311)

Net loss allocated to:
   Limited Partners                                $(13,178)
   General Partners                                    (133)
                                                   $(13,311)

Net loss per Limited
Partnership Interest (4,279 Units):               $    (3.08)









                           See accompanying notes.

                         BRAUVIN REAL ESTATE FUND II
                      (an Illinois limited partnership)

                     STATEMENT OF CASH FLOWS-(UNAUDITED)
                  For the three months ended March 31, 1994
                            (Going Concern Basis)


Cash Flow From Operating Activities:
Net loss                                                     $  (13,311)
Adjustments to reconcile net loss to cash used by
   operating activities:
Depreciation and amortization expense                            57,514
Changes in operating assets and liabilities:
   Increase in tenant receivables                               (50,645)
   Decrease in other assets                                       5,842
   Decrease in  accounts payable and accrued expenses           (20,653)
   Increase in due to affiliates                                  8,184
Total adjustments                                                   242
Net cash used by  operating activities                          (13,069)

Cash Flow From Financing Activities:
Proceeds from borrowing                                          18,244
Repayment of mortgages                                          (10,000)
Net cash used by financing activities                             8,244

Net decrease in cash and cash equivalents                        (4,825)
Cash and cash equivalents at beginning of year                  177,426
Cash and cash equivalents at end of period                   $  172,601














                          See accompanying notes.

                         BRAUVIN REAL ESTATE FUND II
                      (an Illinois limited partnership)

                        NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation:

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership annual report on Form 10-K for the year ended December 31, 1994.

 As a result of the General Partner's decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of March 31, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of March 31, 1995.

(2)  ADJUSTMENT TO LIQUIDATION BASIS

     At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At March 31, 1995, the provision for estimated losses through date of liquidation was decreased by $32,293, net loss from operations.

 (3) TRANSACTIONS WITH AFFILIATES

  The General Partner and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the three months ended March 31, 1995 and 1994.

                                         1995            1994
 Legal fees                         $     300        $    900
 Management fees and reimbursable
    administrative services            30,323          26,320

  The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of gross operating revenues generated by the Partnership's properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $259,699 and $213,335 at March 31, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $1,200 and $900 at March 31, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The General Partners of the Partnership have decided to conclude the Partnership operations. During the first quarter of 1995, the Partnership continued to work toward the sale of its properties and the winding up of its affairs. The Partnership continues to be unable to pay all of its expenses and several expense items are being accrued for payment out of property sales proceeds.

   The Partnership received a non-refundable deposit of $10,000 in connection with the sale of 823 Commerce Drive. The environmental portion of the due diligence review has been completed and the buyer has until mid-May to obtain financing. Closing is scheduled to take place 30 days after the
financing contingency has been met.   The lender continues to work with the
Partnership and is permitting the Partnership to accrue debt service through the earlier of the sale date or June of 1995.

   During the quarter, management received some preliminary interest in its continuing efforts to market Ingram Hills Shopping Center. One offer was rejected because if was substantially less than the current value of the debt. Management is currently evaluating whether it is in the Partnership's best interest to transfer the property to the lender when the current loan matures on June 30, 1995.

   It is the intention of the General Partners to conclude the Partnership's operations in 1995. There can be no assurance that this timing will be met due to circumstances beyond the control of the General Partners. In light of the Partnership's current operating condition and expenses which have been accrued, the proceeds from the sale of the Partnership's properties will, in all likelihood, not be sufficient to return investors' initial capital.

Results of Operations for the three months ended March 31, 1995 compared to March 31, 1994

   Pursuant to its liquidation basis of accounting, results of operations for the three months ended March 31, 1995 reflected a net loss of $32,293 compared to a net loss of $13,311 for the three months ended March 31, 1994.

      Total revenue for the three months ended March 31, 1995 was $221,427 compared to $299,205 for the three months ended March 31, 1994, a decrease of approximately $77,700. The decrease in total revenue was mainly due to the decrease in rental income at 823 Commerce as the result of occupancy decreasing from 72% in the first quarter of 1994 to 40% in the first quarter of 1995.

     Total expenses for the three months ended March 31, 1995 was $253,721 compared to $312,516 for the three months ended March 31, 1994, a decrease of approximately $59,400. The decrease in expenses was due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value.

                        PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings.

       None.

ITEM 2. Changes in Securities.

       None.

ITEM 3. Defaults Upon Senior Securities.

       None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

       None.

ITEM 5. Other Information.

       None.

ITEM 6. Exhibits and Report on Form 8-K.

       None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  BY:   Brauvin Realty Partners, Inc.
                                        Corporate General Partner of
                                        Brauvin Real Estate Fund II


                                  BY:   /s/ Jerome J. Brault
                                        Jerome J. Brault
                                        President and
                                        Chief Executive Officer


                                  DATE: May 18, 1995



                                  BY:   /s/ Thomas J. Coorsh
                                        Thomas J. Coorsh
                                        Chief Financial Officer


                                  DATE: May 18, 1995