Form 10-Q/A
period 1995-03-31
BRAUVIN REAL ESTATE FUND II
filed 1995-07-13
CIK 701467

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A


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

       Exhibit 27 - Financial Data Schedule

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


                                  DATE: July 13, 1995



                                  BY:   /s/ Thomas J. Coorsh
                                        Thomas J. Coorsh
                                        Chief Financial Officer


                                  DATE: July 13, 1995