Form 10-Q
period 1995-06-30
BRAUVIN REAL ESTATE FUND II
filed 1995-08-14
CIK 701467

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended   June 30, 1995

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _____________ to
    ________________.

  Commission File Number      2-76683

                   BRAUVIN REAL ESTATE FUND II
     (Exact name of registrant as specified in its charter)

           Illinois                        36-3191827
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)     Identification Number)

  150 South Wacker Drive,Suite 3200,Chicago,Illinois    60606
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

                      BRAUVIN REAL ESTATE FUND II

                                 Index


                                                             Page
PART I  Financial Information

Item l. Financial Statements  . . . . . . . . . . . . . . . .   3


        Statements of Net Liabilities in Liquidation at
        June 30, 1995(unaudited)and December 31, 1994
        (audited) -(Liquidation Basis). . . . . . . . . . . . . 4

        Statement of Changes in Net Liabilities in Liquidation
        for the six months ended June 30,1995 (unaudited) -
       (Liquidation Basis) . . . . . . . . . . . . . . . . . . .5

        Statement of Changes in Net Liabilities in Liquidation
        for the three months ended June 30, 1995 (unaudited)
        - (Liquidation Basis). . . . . . . . . . . . . . . . . .6

        Statement of Operations for the six months ended June
        30, 1994 (unaudited) - (Going Concern Basis) . . . . . .7

        Statement of Operations for the three months ended June
        30, 1994 (unaudited) - (Going Concern Basis) . . . . . .8

        Statement of Cash Flows for the six months ended June
        30, 1994 (unaudited) - (Going Concern Basis) . . . . . .9

        Notes to Financial Statements . . . . . . . . . . . . .10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . .  12


PART II Other Information

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . .14
Item 2. Changes in Securities . . . . . . . . . . . . . . . . .14
Item 3. Defaults Upon Senior Securities . . . . . . . . . . . .14
Item 4. Submission of Matters to a Vote of Security Holders . .14
Item 5. Other Information . . . . . . . . . . . . . . . . . . .14
Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . .14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                   PART I - FINANCIAL INFORMATION



Item l.    Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of June 30, 1995, Statement of Changes in Net Liabilities in Liquidation for the six months ended June 30, 1995, Statements of Operations for the six and three months ended June 30, 1994 , and Statement of Cash Flows for the six months ended June 30, 1994 for Brauvin Real Estate Fund II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                     BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)

             STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)




                                         June 30,    December 31,
                                           1995           1994
                                        (Unaudited)    (Audited)

 ASSETS
 Cash and cash equivalents                110,517  $     45,077
 Tenant receivables                        40,506        57,891
 Other assets                              36,049        14,067
 Real estate held for sale              5,911,000     5,911,000

   Total Assets                       $ 6,098,072    $6,028,035

 LIABILITIES
 Accounts payable and other accrued
 expenses                                 275,841   $   276,028
 Due to affiliates                        367,797       214,235
 Security deposits                          5,483         6,266
 Mortgages payable                      5,548,537     5,548,537
 Estimated losses through date of
 liquidation                              145,668       228,223

   Total Liabilities                    6,343,326     6,273,289

 Net Liabilities                       $  245,254   $   245,254










                        See accompanying notes.

                  BRAUVIN REAL ESTATE FUND II
               (an Illinois limited partnership)

STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION -
(UNAUDITED)
           For the six months ended June 30, 1995
                  (Liquidation Basis)




Net liabilities in liquidation at December 31, 1994    $(245,254)

Net liabilities in liquidation at June 30, 1995        $(245,254)






























                        See accompanying notes.

                  BRAUVIN REAL ESTATE FUND II
               (an Illinois limited partnership)


STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION -
(UNAUDITED)
           For the three months ended June 30, 1995
                     (Liquidation Basis)




Net liabilities in liquidation at March 31, 1995     $  (245,254)

Net liabilities in liquidation at June 30, 1995      $  (245,254)





























                        See accompanying notes.

                      BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)

                  STATEMENT OF OPERATIONS-(UNAUDITED)
               For the six months ended June 30, 1994
                         (Going Concern Basis)


INCOME:
   Rental                                             $   467,019
   Interest                                                 1,798
   Other                                                   52,098

    Total income                                          520,915

EXPENSES:
   Interest                                               256,003
   Depreciation                                            85,991
   Real estate taxes                                       70,800
   Repairs and maintenance                                 61,615
   Other property operating                                85,990
   General and administrative                              71,657

    Total expenses                                        632,056

Net loss                                               $(111,141)

Net loss allocated to:
   Limited Partners                                    $(110,030)
   General Partners                                       (1,111)

                                                       $(111,141)
Net loss per Limited
Partnership Interest (4,279 Units):                    $  (25.71)









                        See accompanying notes.
 .
                     BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)

                 STATEMENT OF OPERATIONS - (UNAUDITED)
               For the three Months Ended June 30, 1994
                         (Going Concern Basis)




   INCOME:
    Rental                                          $   228,278
    Interest                                                934
    Other                                                (7,502)

      Total income                                      221,710

   EXPENSES:
    Interest                                            132,630
    Depreciation                                         28,477
    Real estate taxes                                    35,400
    Repairs and maintenance                              39,062
    Other property operating                             48,793
    General and administrative                           35,178

      Total expenses                                    319,540

   Net loss                                         $   (97,830)

   Net loss allocated to:
    Limited Partners                                 $  (96,852)
    General Partners                                       (978)

                                                     $  (97,830))
   Net loss per Limited Partnership Interest
    (4,279 Units):                                   $    (22.63)








                       See accompanying notes.
                      BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)

                  STATEMENT OF CASH FLOWS-(UNAUDITED)
                For the six months ended June 30, 1994
                         (Going Concern Basis)


Cash Flow From Operating Activities:
Net loss                                            $  (111,141)
Adjustments to reconcile net loss to cash used by
   operating activities:
Depreciation and amortization expense                    85,991
Changes in operating assets and liabilities:
   Decrease in tenant receivables                        16,772
   Decrease in other assets                               6,317
   (Increase) decrease in  accounts payable and
   accrued expenses                                      (1,577)
   Decrease in accrued interest payable                   (9,256)
   Increase in due to affiliates                         14,674
Total adjustments                                       112,921
Net cash used by  operating activities                    1,780

Cash Flow From Investing Activities:
Capital expenditures                                    (18,244)
Net cash used in investing activities                   (18,244)

Cash Flow From Financing Activities:
Proceeds from borrowing                                  18,244
Repayment of mortgages                                  (20,001)
Net cash used by financing activities                    (1,757)

Net decrease in cash and cash equivalents               (18,221)
Cash and cash equivalents at beginning of year          177,426
Cash and cash equivalents at end of period           $  159,205








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

     As a result of the General Partner's decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of June 30, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of June 30, 1995.




(2)  ADJUSTMENT TO PROVISION OF ESTIMATED LOSSES THROUGH DATE OF
     LIQUIDATION

     At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At June 30, 1995, the provision for estimated losses through date of liquidation was decreased by $82,555, net loss from operations for the six months ended June 30, 1995.


(3) TRANSACTIONS WITH AFFILIATES

   The General Partner and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the six months ended June 30, 1995 and 1994.

                                             1995            1994
  Legal fees                              $    --         $ 1,800
  Management fees and reimbursable
   administrative services                 62,897          75,840

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of gross operating revenues generated by the Partnership's properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $344,131 and $213,335 at June 30, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $848 and $900 at June 30, 1995 and December 31, 1994, respectively.

(4)  SUBSEQUENT EVENT

   On July 1, 1995, the mortgage an Ingram Hills Shopping Center become due. As a result of the Partnership not able to secure refinancing or pay off the mortgage, the lender declared the loan in default and proceeded to take title to the property on August 1, 1995.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

    The General Partners of the Partnership have decided to conclude the Partnership operations.During the second quarter of 1995, the Partnership continued to work toward the sale of its properties and the winding up of its affairs.The Partnership continues to be unable to pay all of its expenses and several expense items are being accrued for payment out of property sales proceeds. Both of the Partnership's assets have been actively marketed for sale over the last year. The results of this activity have been extremely disappointing.

      The Partnership has marketed Ingram Hills Shopping Center actively since last year.We have utilized the local expertise of a national brokerage firm in order to give the property broad exposure for its sale. Although the property remains 94% occupied at the end of the second quarter, net profits from the center were not substantial enough to attract an offer for purchase at an amount higher than the mortgage debt. In fact, the only offer the Partnership did receive on the property was significantly below the current debt amount. During the period the property has been marketed for sale, the Partnership has also been seeking to refinance its debt through our own efforts as well as through a mortgage broker. However, because of the Property's marginal cash flow and low value (relative to the existing debt), we have been unable to secure refinancing. As a result, when the underlying mortgages matured on July 1, 1995, the lender declared the loan in default and proceeded to take title to the property on August 1, 1995.

      With regard to 823 Commerce Drive, the property had been under contract for sale with an expected completion in the second quarter. However, the buyer was unable to meet the terms of the contract and the sale has fallen through. Accordingly, we are again actively marketing the building for sale. The property's lender is cooperating in our efforts to sell the building. The lender is continuing to allow interest payments to accrue and has extended the maturity through the end of August. However, we believe further extension of the loan will not be likely. We hope to have the property under contract again by that time.

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


Results of Operations For the six and three months ended June 30, 1995 compared to June 30, 1994

    Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the six months ended June 30, 1995 reflect a net loss of $82,555 compared to a net loss of $111,141 for the six months ended June 30, 1994, a decrease of approximately $28,600. The results of operations for the three months ended June 30, 1995 reflect a net loss of $50,261 compared to a net loss of $97,830, a decrease of approximately $47,600. The decrease in net loss was due to a decrease in expenses which was mostly offset by a decrease in total revenue.

    Total income for the six months ended June 30, 1995 was $444,868 compared to $520,915 for the six months ended June 30, 1994, a decrease of approximately $76,000. The decrease in total income was mainly due to the decrease in rental income at 823 Commerce as the result of the loss of a major tenant during the first quarter of 1994. Total income for the three months ended June 30, 1995 was $223,441 compared to $221,710 for the three months ended June 30, 1994, an increase of approximately $1,700. The increase was due to an increase in tenant reimbursements.

     Total expenses for the six months ended June 30, 1995 were $527,423 compared to $632,056 for the six months ended June 30, 1994, a decrease of approximately $104,600. Total expenses for the three months ended June 30, 1995 were $273,702 compared to $319,540 for the three months ended June 30, 1994, a decrease of approximately $45,800. The decrease in expenses was due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value.

                      PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings.

        None.

ITEM 2  Changes in Securities.

        None.

ITEM 3. Defaults Upon Senior Securities.

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        None.

ITEM 5. Other Information.

        None.

ITEM 6. Exhibits and Report on Form 8-K.

        Exhibit 27.  Financial Data Schedule

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


          DATE:  August 14, 1995



          BY:    /s/ Thomas J. Coorsh
                 Thomas J. Coorsh
                 Chief Financial Officer


          DATE:  August 14, 1995