Form 10-Q
period 1995-09-30
BRAUVIN REAL ESTATE FUND II
filed 1995-11-14
CIK 701467

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________.

     Commission File Number      2-76683

                    BRAUVIN REAL ESTATE FUND II
       (Exact name of registrant as specified in its charter)

                Illinois                         36-3191827
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification Number)

     150 South Wacker Drive, Chicago, Illinois        60606
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

                   BRAUVIN REAL ESTATE FUND II

                              Index
                                                           Page
PART I  Financial Information

Item l. Financial Statements . . . . . . .                  3

     Statements of Net Liabilities in Liquidation
     at September 30, 1995 (unaudited) and
     December 31, 1994 (audited) -
     (Liquidation Basis) . . . . . . . . . . . . . . . . .  4

     Statement of Changes in Net Liabilities in
     Liquidation for the nine months ended
     September 30, 1995 (unaudited) -
     (Liquidation Basis) . . . . . . . . . . . . . . . . .  5

     Statement of Changes in Net Liabilities in
     Liquidation for the three months ended
     September 30, 1995 (unaudited) -
     (Liquidation Basis) . . . . . . . . . . . . . . . . .  6

     Notes to Financial Statements . . . . . . . . . . . .  7

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . .    9

PART II Other Information

Item 1.  Legal Proceedings  . . . . . . . .                 11

Item 2.  Changes in Securities  . . . . . .                 11

Item 3. Defaults Upon Senior Securities  . . . . . . . .    11

Item 4. Submission of Matters to a Vote of
     Security Holders. . . . . . . . . . . . . . . . . .    11

Item 5. Other Information  . . . . . . . .                  11

Item 6. Exhibits and Reports on Form 8-K . . . . . .        11

SIGNATURES . . . . . . . . . . . . . . . . . . . . .        12

                   PART I - FINANCIAL INFORMATION


Item l.    Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of September 30, 1995, and Statements of Changes in Net Liabilities in Liquidation for the nine and three months ended September 30, 1995, for Brauvin Real Estate Fund II (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect, in the opinion of management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                     BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)

             STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)




                                              September 30,    December 31,
                                                 1995             1994
                                               (Unaudited)     (Audited)
 ASSETS
 Cash and cash equivalents                       $  111,834       $   45,077
 Tenant receivables                                      --           57,891
 Other assets                                        15,569           14,067
 Real estate held for sale                        1,711,000        5,911,000

   Total Assets                                  $1,838,403       $6,028,035


 LIABILITIES
 Accounts payable and other accrued
   expenses                                      $  262,635       $  276,028
 Due to affiliates                                  286,338          214,235
 Security deposits                                    5,483            6,266
 Mortgages payable                                1,348,537        5,548,537
 Estimated losses through date of
   liquidation                                      100,000          228,223

   Total Liabilities                              2,002,993        6,273,289

 Net Liabilities                                 $  164,590       $  245,254











                        See accompanying notes.

                     BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)


 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED)
            For the nine months ended September 30, 1995
                          (Liquidation Basis)



   Net liabilities in liquidation at
    December 31, 1994                                        $(245,254)

   Adjustment to provision of estimated
    losses through date of liquidation                          80,664
   Net liabilities in liquidation at
    September 30, 1995                                       $(164,590)


























                        See accompanying notes.

                     BRAUVIN REAL ESTATE FUND II
                   (an Illinois limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED)
            For the three months ended September 30, 1995
                          (Liquidation Basis)



   Net liabilities in liquidation at
    June 30, 1995                                            $ (245,254)

   Adjustment to provision of estimated
    losses through date of liquidation                    80,664

   Net liabilities in liquidation at
    September 30, 1995                                 $(164,590)



























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

 As a result of the General Partner's decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of September 30, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of September 30, 1995.

(2)  PROVISION OF ESTIMATED LOSSES THROUGH DATE OF LIQUIDATION

     At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation.

 At September 30, 1995, the provision for estimated losses through date of liquidation was decreased by $46,463, the net loss from operations for the nine months ended September 30, 1995 and a $81,760 reduction to the provision based on the Partnership's reassessment of the estimate of costs to complete the liquidation.

 (3) TRANSACTIONS WITH AFFILIATES

   The General Partner and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the nine months ended September 30, 1995 and 1994 were as follows:

                                                1995             1994
  Legal fees                                       $   --         $   417
  Management fees and
    reimbursable administrative
    services                                       84,341          98,611

   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of gross operating revenues generated by the Partnership's properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $286,338 and $213,335 at September 30, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $848 and $900 at September 30, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The General Partners of the Partnership have decided to conclude the Partnership operations. During the third quarter of 1995, the Partnership continued to work toward the sale of the remaining property and the winding up of its affairs. The Partnership continues to be unable to pay all of its expenses and several expense items are being accrued for payment out of property sale proceeds.

   The Partnership marketed Ingram Hills Shopping Center actively since last year. We utilized the local expertise of a national brokerage firm in order to give the property broad exposure for its sale. Although the property remained 94% occupied at the end of the second quarter, net profits from the center were not substantial enough to attract an offer for purchase at an amount higher than the mortgage debt. In fact, the only offer the Partnership did receive on the property was significantly below the current debt amount. During the period the property was marketed for sale, the Partnership also was seeking to refinance its debt through our own efforts as well as through a mortgage broker. However, because of the Property's marginal cash flow and low value (relative to the existing debt), we were unable to secure refinancing. As a result, when the underlying mortgages matured on July 1, 1995, the lender declared the loan in default and proceeded to take title to the property on August 1, 1995.

   With regard to 823 Commerce Drive, the property had been under contract for sale with an expected completion in the second quarter. However, the buyer was unable to meet the terms of the contract and the sale has fallen through. Subsequent to the end of the third quarter, the Partnership executed a letter of intent to sell the property for $1,725,000. The sale is subject to a due diligence review by the buyer. We are hopeful of a closing date in late November or early December. The property's lender continues to cooperate with our efforts to sell the building. We anticipate the lender will forbear any adverse action against the property in connection with the sale.

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

Results of Operations For the nine and three months ended September 30, 1995 compared to September 30, 1994

   Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the nine months ended September 30, 1995 reflect a net loss of $47,559 compared to a net loss of $212,745 for the nine months ended September 30, 1994, a decrease of approximately $165,000. The results of operations for the three months ended September 30, 1995 reflect net income of $34,996 compared to a net loss of $101,604, a decrease of approximately $136,600. The decrease in net loss was due to a decrease in expenses as the result of the decrease in properties owned and operated during 1995.

   Total income for the nine months ended September 30, 1995 was $581,166 compared to $747,656 for the nine months ended September 30, 1994, a decrease of approximately $166,500. Total income for the three months ended September 30, 1995 was $136,298 compared to $226,741 for the three months ended September 30, 1994, a decrease of approximately $90,400. The decrease in total income was due to the decrease in rental income at 823 Commerce as the result of the loss of a major tenant during the first quarter of 1994 and the foreclosure of Ingram Hills on August 1, 1995.

     Total expenses for the nine months ended September 30, 1995 were $628,725 compared to $960,401 for the nine months ended September 30, 1994, a decrease of approximately $331,700. Total expenses for the three months ended September 30, 1995 were $101,302 compared to $328,345 for the three months ended September 30, 1994, a decrease of approximately $227,000. The decrease in expenses was due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value.

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


                                     DATE: November 14, 1995



                                     BY:   /s/ Thomas J. Coorsh
                                           Thomas J. Coorsh
                                           Chief Financial Officer


                                     DATE: November 14, 1995